Form 10-K
period 2002-12-25
CENTEX HOME EQUITY LOAN TRUST 2002-A
filed 2003-03-19
CIK 1166237

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                  FORM 10-K



                    Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


(Mark One)
[ x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended DECEMBER 31, 2002

 or

[    ] Transition Report Pursuant to Section 13 or 15d of the Securities
Exchange Act of 1934
For the transition period from _____________  to ________

Commission file Number   333-69800-01

CHEC Funding, LLC, on behalf of itself and the Trust described below with respect to which it is the depositor
(Exact name of registrant as specified in its charter)

Delaware                          75-2851805
(State or other jurisdiction      (I.R.S. Employer
of incorporation or organization)  Identification No.)

2728 North Harwood Street
Dallas, Texas                                            75201
(Address of Principal Executive Offices)         (Zip Code)

Registrant's telephone number, including area code:           (214) 981-5000

Centex Home Equity Loan Asset-Backed Certificates, Series 2002-A, issued by CENTEX HOME EQUITY LOAN TRUST 2002-A
(Title of each class of securities covered by this Form)

Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      X - Yes       No


                                     PART I

Item 2.  Properties
      Not applicable on reliance of SEC Relief Letters

Item 3. Legal Proceedings
      There were no legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders
      There were no matters submitted to a vote of the security holders.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder matters There is no established public trading market for the certificates issued by the Trust.

      There were less than 300 participants in the DTC system.


      CENTEX HOME EQUITY LOAN TRUST 2002-A

      Class AF-1    1
      Class AF-2    1
      Class AF-3    1
      Class AF-4    1
      Class AF-5    1
      Class AF-6    1
      Class MF-1    1
      Class MF-2    1
      Class BF      1
      Class AV      1
      Class MV-1    1
      Class MV-2    1
      Class BV      1
      Class X-IO    1
      Class R       1


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure Information required by Item 304 of Reg. S-K.

     There were no changes in and/or disagreements with accountants on accounting and financial disclosures.

                                    PART IV

Item 12.  Security Ownership of Certain Beneficial Owners and Management
     The certificates are represented by one or more certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company.
     A beneficial owner of certificates is not entitled to receive a definitive certificate representing such certificates, except in limited circumstances. Accordingly, Cede & Co. is the sole holder of certificates, which it holds on behalf of brokers, dealers, banks and other participants in the DTC system. Such participants may hold certificates for their own accounts or for the accounts of their customers.
     The address of Cede & Co. is:
     Cede & Co.
     c/o The Depository Trust Company
     Seven Hanover Square
     New York, New York 10004

Item 13.  Certain Relationships and Related Transactions.
     There has not been, and there is not currently proposed, any transactions or series or transactions, to which any of the Trust, the Registrant, the Trustee or the Servicer is a party with any certificateholder who, to the knowledge of the Registrant and Servicer, owns of record or beneficially more than five percent of the certificates.


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)   1.  Not Applicable
            2.  Not Applicable
            3.  Exhibits
                 99.1  Annual Summary Statement
                 99.2  Annual Statement as to Compliance.
                 99.3  Annual Independent Public
                          Accountant's Servicing Report.

      (b)   Reports on Form 8-K
      The registrant has filed Current Reports on Form 8-K with respect to the Trust with the Securities and Exchange Commission dated:
      February 25, 2002;  March 25, 2002;
      April 25,2002;  May 28, 2002;  June 25, 2002;  July 25, 2002;
      August 26, 2002;  September 25, 2002, October 25, 2002;
      November 25, 2002;  December 26, 2002
      (c)    See (a) 3 above

      (d)    Not Applicable



                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Servicer of the Trust has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTEX HOME EQUITY COMPANY, LLC,
as Servicer of the Centex Home Equity Loan Trust 2002-A


  By: /s/  Jay Bray
      Title: Executive Vice President and Chief Financial Officer



Date:  March 17, 2003


Sarbanes-Oxley Certification

I, _____Jay Bray______________________, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of CENTEX HOME EQUITY LOAN TRUST 2002-A

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4. I am responsible for reviewing the activities performed by the servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage
Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:

Bank One, National Association, as Trustee




Date:               3/17/03

By:	            /s/ Jay Bray

Company:            Centex Home Equity Company, LLC as Servicer

Title:              Executive Vice President and Chief Financial Officer


                    EXHIBIT INDEX

      Exhibit Number Description
               99.1  Annual Summary Statement
               99.2  Annual Statement of Compliance
               99.3  Report of Independent Accountants




       EXHIBIT 99.1 -- Summary of Aggregate Amounts or End of Year Amounts for the period ending December 31, 2002

      CENTEX HOME EQUITY LOAN TRUST 2002-A


STATEMENT TO CERTIFICATEHOLDERS

DISTRIBUTION SUMMARY


         Original
Class  Face Value      Beg Bal      Principal      End Bal
AF-1      80,500,000    80,500,000    43,971,588    36,528,412
AF-2      40,000,000    40,000,000             0    40,000,000
AF-3      36,000,000    36,000,000             0    36,000,000
AF-4      40,500,000    40,500,000             0    40,500,000
AF-5       9,040,000     9,040,000             0     9,040,000
AF-6      22,800,000    22,800,000             0    22,800,000
MF-1      15,300,000    15,300,000             0    15,300,000
MF-2      11,974,000    11,974,000             0    11,974,000
BF         9,980,000     9,980,000             0     9,980,000
AV       204,103,000   204,103,000    49,675,564   154,427,436
MV-1      18,046,000    18,046,000             0    18,046,000
MV-2      10,578,000    10,578,000             0    10,578,000
BV        16,179,000    16,179,000             0    16,179,000
X-IO               0             0             0             0
R                  0             0             0             0
Total    515,000,000   515,000,000    93,647,152   421,352,848


         Interest    Pass-Through     Total
Class  Distribution      Rate      Distribution
AF-1       1,751,127      2.91000%    45,722,715
AF-2       1,426,333      3.89000%     1,426,333
AF-3       1,531,200      4.64000%     1,531,200
AF-4       2,064,150      5.56000%     2,064,150
AF-5         495,543      5.98000%       495,543
AF-6       1,157,860      5.54000%     1,157,860
MF-1         861,135      6.14000%       861,135
MF-2         717,841      6.54000%       717,841
BF           615,683      6.73000%       615,683
AV         3,690,104      1.68000%    53,365,668
MV-1         444,850      2.23000%       444,850
MV-2         313,083      2.76000%       313,083
BV           610,233      3.63000%       610,233
X-IO      15,697,628          n/a     15,697,628
R                  0          n/a              0
Total     31,376,770                 125,023,922


AMOUNTS PER $1,000 UNIT

                      Principal      Interest
Class     Cusip      Distribution  Distribution
AF-1    152314 EF3    546.23090460   21.75313528
AF-2    152314 EG1      0.00000000   35.65833425
AF-3    152314 EH9      0.00000000   42.53333333
AF-4    152314 EJ5      0.00000000   50.96666667
AF-5    152314 EK2      0.00000000   54.81666261
AF-6    152314 EL0      0.00000000   50.78333333
MF-1    152314 EM8      0.00000000   56.28333333
MF-2    152314 EN6      0.00000000   59.95000000
BF      152314 EP1      0.00000000   61.69167034
AV      152314 EQ9    243.38478126   18.07961519
MV-1    152314 ER7      0.00000000   24.65090713
MV-2    152314 ES5      0.00000000   29.59757516
BV      152314 ET3      0.00000000   37.71757402
X-IO                          n/a           n/a
R                             n/a           n/a


                        Total      Ending Cert
Class     Cusip      Distribution    Balance
AF-1    152314 EF3    567.98403988   453.7690954
AF-2    152314 EG1     35.65833425  1000.0000000
AF-3    152314 EH9     42.53333333  1000.0000000
AF-4    152314 EJ5     50.96666667  1000.0000000
AF-5    152314 EK2     54.81666261  1000.0000000
AF-6    152314 EL0     50.78333333  1000.0000000
MF-1    152314 EM8     56.28333333  1000.0000000
MF-2    152314 EN6     59.95000000  1000.0000000
BF      152314 EP1     61.69167034  1000.0000000
AV      152314 EQ9    261.46439646   756.6152187
MV-1    152314 ER7     24.65090713  1000.0000000
MV-2    152314 ES5     29.59757516  1000.0000000
BV      152314 ET3     37.71757402  1000.0000000
X-IO                          n/a           n/a
R                             n/a           n/a



SEC. 7.09 (a) (ii)                      Group I      Group II         Total
Scheduled Principal Received           2,654,531     1,365,955     4,020,486
Prepayments (incl. Curtailments)      35,578,560    43,214,303    78,792,863
Purchased Principal                            0             0             0
Liquidation Proceeds                     343,860       105,717       449,577
Extra Principal Distribution           5,287,204     4,989,399    10,276,603

SEC. 7.09 (a) (iv) & (v)                             Interest     Principal
Total Certificate Carryover Shortfall Amount                 0             0
  Class AF-1 Carryover Shortfall Amount                      0             0
  Class AF-2 Carryover Shortfall Amount                      0             0
  Class AF-3 Carryover Shortfall Amount                      0             0
  Class AF-4 Carryover Shortfall Amount                      0             0
  Class AF-5 Carryover Shortfall Amount                      0             0
  Class AF-6 Carryover Shortfall Amount                      0             0
  Class AV Carryover Shortfall Amount                        0             0
  Class MF-1 Carryover Shortfall Amount                      0             0
  Class MF-2 Carryover Shortfall Amount                      0             0
  Class BF Carryover Shortfall Amount                        0             0
  Class MV-1 Carryover Shortfall Amount                      0             0
  Class MV-2 Carryover Shortfall Amount                      0             0
  Class BV Carryover Shortfall Amount                        0             0

SEC. 7.09 (a) (vi)                      Group I      Group II         Total
Aggregate Loan Balance               227,444,386   204,208,552   431,652,938

SEC. 7.09 (a) (vii)
O/C Amount                             5,321,974     4,978,116    10,300,090
Required O/C Amount                    5,321,974     4,978,116    10,300,090

SEC. 7.09 (a) (viii)
Code Section 6049(d)(7)(C) Information-Required Market Discount
Information Provided at Calendar Year End.

SEC. 7.09 (a) (ix)                      Group I      Group II         Total
Substitution Amounts                           0             0             0
Loan Purchase Prices                           0             0             0

SEC. 7.09 (a) (x)
Weighted Average Coupon                 10.1746%       9.4229%

SEC. 7.09 (a) (xi)
Group Monthly Interest                22,527,454    19,242,999

SEC. 7.09 (a) (xiii)
Weighted Average Gross Margin (Group II)               7.5890%

SEC. 7.09 (a) (xiv)
Largest Home Equity Loan Balance O       543,722       571,823

SEC. 7.09 (a) (xv)
Basic Principal Amount                38,576,951    44,685,975

SEC. 7.09 (a) (xvi)
Net WAC Cap Carryover Paid                     0             0
Net WAC Cap Carryover Unpaid                   0             0

SEC. 7.09 (a) (xviii)
Group Net Wac Cap                        9.6720%       8.6324%

SEC. 7.09 (a) (xix)
Realized Loss Amounts applied to Subordinate Certificates
      Class M-1                                0             0
      Class M-2                                0             0
      Class B                                  0             0
SEC. 7.09 (a) (xx)
Stepdown Date Occurrence                     NO            NO

SEC. 7.09 (b) (i)
Delinquencies(1)

Group I                    Number    Percentage      Prin Bal    Percentage
      30-59 Days               116       3.1912%     5,990,095       2.6337%
      60-89 Days                45       1.2380%     2,587,284       1.1375%
      90+ Days                  38       1.0454%     1,626,287       0.7150%
Group II
      30-59 Days                53       2.7419%     4,616,791       2.2608%
      60-89 Days                30       1.5520%     3,316,819       1.6242%
      90+ Days                  24       1.2416%     1,323,062       0.6479%
TOTAL
      30-59 Days               169       3.0352%    10,606,886       2.4573%
      60-89 Days                75       1.3470%     5,904,104       1.3678%
      90+ Days                  62       1.1135%     2,949,349       0.6833%

Total Group I                3,635     100.0000%   227,444,386     100.0000%
Total Group II               1,933     100.0000%   204,208,552     100.0000%
Total                        5,568     100.0000%   431,652,938     100.0000%

(1) Includes Bankruptcies, excludes Foreclosures and REOs; Based on each respective Group's loan count and balance.

SEC. 7.09(b) (ii)                       Group I      Group II         Total
Foreclosure Count                             38            19            57
Foreclosure Balance                    2,005,350     1,566,651     3,572,001
New Foreclosure Count                         10             1            11
New Foreclosure Balance                  529,168        45,734       574,902

SEC. 7.09 (b) (iii)
Bankruptcy:  Count                            64            28            92
Bankruptcy:  Balance                   3,595,784     2,218,329     5,814,113
Balloon Loans: Count                         404             0           404
Balloon Loans: Balance                25,059,310             0    25,059,310

SEC. 7.09 (b) (iv)
REO:  Count                                   16             7            23

SEC. 7.09 (b) (v)
REO:  Book Value                         922,762       778,798     1,701,560

SEC. 7.09 (b) (vi)
Cumulative Realized Losses                77,363        11,283        88,646

SEC. 7.09 (b) (vii)
Net Liquidation Proceeds                 343,860       105,717       449,577

SEC. 7.09 (b) (viii)
3-Month Rolling Average 60+ Day Delinq                 2.7239%       2.7706%

SEC. 7.09 (b) (ix)
Trigger Event Occurrence                     NO            NO

SEC. 7.08 (1) - (4)
                                  Excess Interest                Amount in
                                        Group I      Group II  Cert Account

Total:                                11,901,149    14,179,237   125,033,645

  Class AF-1 Allocation                5,287,204                  45,610,583
  Class AF-2 Allocation                        0                   1,426,333
  Class AF-3 Allocation                        0                   1,531,200
  Class AF-4 Allocation                        0                   2,064,150
  Class AF-5 Allocation                        0                     495,543
  Class AF-6 Allocation                        0                   1,157,860
  Class MF-1 Allocation                        0                     861,135
  Class MF-2 Allocation                        0                     717,841
  Class BF Allocation                          0                     615,683
  Class AV Allocation                                4,989,399    53,365,668
  Class MV-1 Allocation                                      0       444,850
  Class MV-2 Allocation                                      0       313,083
  Class BV Allocation                                        0       610,233
  Total Class A                        5,287,204     4,989,399   109,214,162

SEC. 7.08 (5)
                      Beginning     Principal       Ending
Class                  Balance     Distribution    Balance
AF-1                    80,500,000    43,971,588    36,528,412
AF-2                    40,000,000             0    40,000,000
AF-3                    36,000,000             0    36,000,000
AF-4                    40,500,000             0    40,500,000
AF-5                     9,040,000             0     9,040,000
AF-6                    22,800,000             0    22,800,000
MF-1                    15,300,000             0    15,300,000
MF-2                    11,974,000             0    11,974,000
BF                       9,980,000             0     9,980,000
AV                     204,103,000    49,675,564   154,427,436
MV-1                    18,046,000             0    18,046,000
MV-2                    10,578,000             0    10,578,000
BV                      16,179,000             0    16,179,000

SEC. 7.08 (6)
                                        Group I      Group II         Total
Current Period Realized Losses            32,065             0        32,065

Applied Loss Amt
Class M-1                                      0             0
Class M-2                                      0             0
Class B                                        0             0

SEC. 7.08 (7)
Subordination Increase Amount          5,399,337     4,989,399
Excess Overcollateralization Amt               0             0
Required Overcollateralization         5,321,974     4,978,116

SEC. 7.09 (b) (iv & v)

                       REO Status

Group   Loan Number    Book Value        Status

1          240807640        60,739      New REO
1          240808192        54,811      New REO
1          242910981        31,568      New REO
1          242911016        58,733      New REO
1          243607608       255,442      New REO
1          245404940        42,924      New REO
1          245602711        57,583      New REO
1          246802980        42,480      New REO
1          246803042        63,921      New REO
1          247401498        34,918      New REO
1          247401579        26,098      New REO
1          247700580        41,609      New REO
1          255403172        38,778      New REO
1          255704657        48,750      New REO
1          258902134        32,915      New REO
1          259904725        31,492      New REO
2          240103803        96,642      New REO
2          242108393       300,000      New REO
2          243903626        95,972      New REO
2          245104086        72,176      New REO
2          246803182       118,467      New REO
2          247202694        50,636      New REO
2          259904656        44,905      New REO






       EXHIBIT 99.2 -- Servicer's Annual Statement of Compliance
      To be supplied by amendment to this Form 10-K upon receipt by the Trustee








       EXHIBIT 99.3 -- Report of Independent Auditors
      To be supplied by amendment to this Form 10-K upon receipt by the Trustee