Form 10-K/A
period 2002-12-25
CENTEX HOME EQUITY LOAN TRUST 2002-A
filed 2003-10-10
CIK 1166237

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



Date:  9/26/03


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




Date:               9/26/03

By:	            /s/ Jay Bray

Company:            Centex Home Equity Company, LLC as Servicer

Title:              Executive Vice President and Chief Financial Officer


                    EXHIBIT INDEX

      Exhibit Number Description
               99.1  Annual Summary Statement
               99.2  Annual Statement of Compliance
               99.3  Report of Independent Accountants
               99.4  Manager's Assertion of Compliance



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






       EXHIBIT 99.2 -- Servicer's Annual Statement of Compliance

Annual Statement of Compliance

As of and for the fiscal year ended March 31,2003, pursuant to Section
8.16 of the Pooling and Servicing Agreement, the undersigned on behalf of Centex Home Equity Company, LLC has performed the reviews of the activities of the Servicer during such preceding fiscal year and of performance under the Pooling and Servicing Agreement, for Centex Home Equity Loan Trust 2002-A under my supervision.

To the best of my knowledge, based on such review, the Servicer has fulfilled all obligations under the Pooling and Servicing Agreement for the fiscal year above referenced.

/s/ Anthony H. Barone
Anthony H. Barone
President and Chief Executive Officer
Centex Home Equity Corporation


       EXHIBIT 99.3 -- Report of Independent Auditors

Report of Independent Accountants

Board of Directors of
Centex Home Equity Company, LLC and Subsidiaries and
CTX Mortgage Funding, LLC

We have examined management's assertion, included in the accompanying report titled Report of Management, that Centex Home Equity Company LLC and subsidiaries and CTX Mortgage Funding, LLC (collectively the Companies) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") during the period ended March 31, 2003. Management is responsible for the Companies' compliance with those requirements. Our responsibility is to express an opinion on management's assertion about the Companies' compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and,accordingly, included examining, on a test basis, evidence about the Companies' compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Companies' compliance with specified requirements.

In our opinion, management's assertion, the Companies complied with the aforementioned requirements during the period ended March 31, 2003, is fairly stated, in all material respects.

This report is intended solely for the information and use of the audit committee, management, and the Companies' private investors and is not intended to be and should not be used by anyone other than these specified parties.

/s/ Ernst & Young LLP

May 16,2003



EXHIBIT 99.4 -- Manager's Assertion of Compliance

MANAGEMENT ASSERTION ON COMPLIANCE WITH MINIMUM SERVICING STANDARDS SET FORTH IN THE UNIFORM SINGLE ATTESTATION PROGRAM FOR MORTGAGE BANKERS

We, as members of management of Centex Home Equity Company, LLC and Subsidiaries and CTX Mortgage Funding,LLC (the Companies),are responsible for complying with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers(USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of the Companies' compliance with the minimum servicing standards as set forth in the USAP asof March 31,2003 and for the period then ended. Based on this evaluation, we assert that during the year ended March31,2003, the Companies complied,in all material respects, with the minimum servicing standards set forth in the USAP.

As of and for this same period, the Companies had in effect a fidelity bond in the amount of $40 million and an errors and omissions policy in the amount of $6 million.


/s/ Jay Bray
Jay Bray
Executive Vice President
Chief Financial Officer

/s/ Bryan Marshall
Bryan Marshall
Senior Vice President, Finance

May 16, 2003